Form 10KSB
period 2003-12-31
RIDGEFIELD INDUSTRIES CORP
filed 2004-07-28
CIK 1169568

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-KSB

(Mark One)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the Fiscal Year Ended December 31, 2003

 [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                       Commission File No. 000-49855

                         RIDGEFIELD INDUSTRIES CORP.
---------------------------------------------------------------------------
               (Name of Small Business Issuer in its Charter)

          Delaware                                   04-3616486
---------------------------------------------------------------------------
  (State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)

     80 Wall Street, Suite 818, New York, NY                10005
-----------------------------------------------   -------------------------
    Address of principal executive offices                Zip Code

    Issuer's telephone number:                  (212) 809-1200
---------------------------------------------------------------------------

     Securities registered under Section 12(g) of the Exchange Act:

   Title of each class           Name of each exchange on which registered
-------------------------------  ------------------------------------------
 Common stock, $.0001 par value                      N/A
-------------------------------  ------------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d ) of the Exchange Act during the past 12 months ( or for such shorter period that the Registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form
10-KSB.       [X]

State issuer's revenues for its most recent fiscal year:  $ -0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Since there is no trading market for Registrant's securities, no estimate as to the market value can be given.

State the number of shares outstanding of each of the issuer's classes of
common equity:   As of July 26, 2004: 80,000,000 shares of common stock, par value $.0001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]



                           TABLE OF CONTENTS


PART I

Item 1.  Description of Business..................................       3
Item 2.  Description of Property..................................       3
Item 3.  Legal Proceedings........................................       4
Item 4.  Submission of Matters to a Vote of Security Holders......       4

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.       4
Item 6.  Management's Discussion and Analysis or Plan of Operation       5
Item 7.  Financial Statements.....................................       6
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.....................      13
Item 8A. Controls and Procedures..................................      13

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
          Persons, Compliance with Section 16(a) of the Exchange Act    13
Item 10. Executive Compensation...................................      14
Item 11. Security Ownership of Certain Beneficial Owners
          and Management..........................................      15
Item 12. Certain Relationships and Related Transactions...........      16
Item 13. Exhibits and Reports on Form 8-K.........................      16
Item 14. Principal Accountant Fees and Services...................      16

Signatures




Item 1.  DESCRIPTION OF BUSINESS

Ridgefield Industries Corp. (the "Company") was incorporated in the State of Delaware on March 8, 2002 as a blank check company for the purpose of either merging with or acquiring an operating company with operating history and assets. Since inception the Company has conducted virtually no business other than organizational matters, and the filings of a registration statement on Form 10-SB and other reports with the Securities and Exchange Commission
(the "SEC").

In order to become a 12(g) registered company under the Securities Exchange
Act of 1934, the Company voluntarily filed a registration statement on Form 10-SB with the SEC. As a "reporting company," the Company may be more attractive to a private acquisition target because it may be listed to trade its shares on the OTC Bulletin Board. The registration statement became effective on or about December 20, 2002.

On February 26, 2003, Waywood Investment Ltd., the sole shareholder of the Company at that time, entered into a stock purchase agreement with Comp Property International Ltd., a British Virgin Islands corporation ("Comp Property"), pursuant to which Comp Property acquired 85%, or 4,250,000 shares, of the Company's common stock owned by Waywood.

On March 23, 2004, the Company entered into a stock subscription agreement with Waywood Investment Ltd., Comp Property, and Mr. Qian Chao. Under the agreement, the Company agreed to issue 80,000,000 shares of its common stock, constituting 80% of the capital stock of the Company, to Mr. Qian in exchange for his assignment of the 51% of the rights to and the interest in the Non-Linear Parallel Computer System (the "NLPCS") he owns or any and all future intellectual property rights derived therefrom (the "NLPCS Assets").

Pursuant to the agreement, concurrent with the transfer of NLPCS Assets by Mr. Qian to the Company, Waywood and Comp Property agreed to surrender 750,000 and 4,250,000 shares of the Company's common stock for cancellation in exchange for the Company's issuance of 3,000,000 and 17,000,000 shares of the Company's preferred stock, respectively.

To date, the Company has conducted no business operations, other than owning the 51% of the rights to and the interest in NLPCS.


 Item 2.  DESCRIPTION OF PROPERTY

At this time the Company does not own or lease any real property. The Company maintains a mailing address at 80 Wall Street, Suite 818, New York, NY 1005. This office space was leased by a third party, which agreed the Company to use as its mailing address at no charge until the Company begins its operation.


Item 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders in the fourth quarter of 2003.


                               PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is presently no public trading market for the common stock of the Company. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Options or Warrants

There are no outstanding options or warrants to purchase, or securities convertible into, common stock of the Company.

Holders

At July 26, 2004, there were 80,000,000 shares of common stock outstanding and held of record by a stockholder, and there were 20,000,000 shares of preferred stock issued and outstanding and held of record by two shareholders.

Dividends

We have not declared any dividends and do not intend to so in the foreseeable future.

Recent Sales of Unregistered Securities

On March 8, 2002, we issued 5,000,000 shares of common stock at a price of $.0001 per share to Waywood Investment Ltd. for services rendered in connection with our incorporation. The aforementioned shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On March 23, 2004, the Company entered into a stock subscription agreement with Waywood Investment Ltd., Comp Property International Ltd., and Mr. Qian Chao. Pursuant to the agreement, the Company issued 80,000,000 shares of its common stock, constituting 80% of the capital stock of the Company, to Qian in exchange for his assignment of the 51% of the rights to and the interest in the Non-Linear Parallel Computer System (the "NLPCS") he owns or any and all future intellectual property rights derived therefrom (the "NLPCS Assets").

Under the agreement, concurrent with the transfer of NLPCS Assets by Mr. Qian to the Company, Waywood and Comp Property agreed to surrender 750,000 and 4,250,000 shares of the Company's common stock for cancellation in exchange for the Company's issuance of 3,000,000 and 17,000,000 shares of the Company's preferred stock, respectively.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Prior to March 23, 2003, the business plan of the Company was to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a business entity desiring the perceived advantages of becoming a publicly reporting corporation.

On March 23, 2004, the Company acquired 51% of the rights to and the interest in the Non-Linear Parallel Computer System (the "NLPCS") and all future intellectual property rights derived therefrom (the "NLPCS Assets") from Mr. Qian Chao. The Company intends to use the NLPCS and NLPCS Assets to help oil companies in Asia to search for potential oil fields for exploitation and development. At this time, the Company has no entered any agreement with any oil companies.

Results of Operation

For the year ended December 31, 2003, the Company had conducted no business, and had not generated any revenue from operations. The Company incurred expenses of $2,800, primarily legal and general administrative expenses relating to the Company's quarterly and annual filings with the SEC. In 2003, we had net loss at $0.00 per share.

Liquidity and Capital Resources

At December 31, 2003, the Company had no cash and cash equivalents. All the expenses incurred in 2003, approximately $2,800, were paid by the Company's controlling shareholder, who agreed to pay, on behalf of the Company, all administrative expenses, including legal and accounting fees incurred in conjunction with compliance with our on-going reporting obligations under the Securities Exchange Act of 1934 without repayment until the Company completes a business combination. The Company has no current plans to raise funds, either debt or equity, and the Company will not borrow any funds to make any payments to our officer, director, or promoter.


Item 7.  Financial Statements

In fiscal 2003, the Company was an inactive entity. Pursuant to Section 3-11 of Regulation S-X, our financial statements required for purposes of reports pursuant to the Securities Act of 1934 may be unaudited.


                        RIDGEFIELD INDUSTRIES CORP.
                       (A DEVELOPMENT STAGE COMPANY)

                       UNAUDITED FINANCIAL STATEMENTS

                             December 31, 2003


                            TABLE OF CONTENTS



                                                                    Page No.
                                                                    -------

Balance Sheet as of December 31, 2003........................           7

Statement of Operations and for the Year Ended
  December 31, 2003..........................................           8

Statement of Stockholders' Equity for the Year Ended
  December 31, 2003..........................................           9

Statement of Cash Flows for the Year Ended
  December 31, 2003..........................................          10

Notes to Financial Statements................................          11




                       RIDGEFIELD INDUSTRIES CORP.
                      (A Development Stage Company)

                            BALANCE SHEET
                          December 31, 2003
                             (Unaudited)

                                ASSETS

CURRENT ASSETS .............................................   $        0
                                                               ------------
  TOTAL CURRENT ASSETS .....................................            0
                                                               ------------
OTHER ASSETS ...............................................            0
                                                               ------------
  TOTAL OTHER ASSETS .......................................            0
                                                               ------------
TOTAL ASSETS ...............................................   $        0
                                                               ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES ........................................   $        0
                                                               -----------
  TOTAL CURRENT LIABILITIES.................................            0
                                                               -----------
STOCKHOLDERS' EQUITY
 Preferred stock, $.0001 par value, 20,000,000 shares
  authorized, none share issued and outstanding.............            0

 Common stock, $.0001 par value, 80,000,000 shares
  authorized, 5,000,000 shares issued and outstanding.......          500

Contributed capital.........................................        8,150

Deficit accumulated during development stage ...............      (8,650)
                                                               -----------
  TOTAL STOCKHOLDERS' EQUITY................................            0
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $       0
                                                               ===========



The accompanying notes are an integral part of these financial statements.



                     RIDGEFIELD INDUSTRIES CORP.
                    (A Development Stage Company)

                      STATEMENT OF OPERATIONS
                             (Unaudited)


                                               For the Years Ended
                                                   December 31
                                           -----------------------------
                                                2003               2002
                                           --------------  -------------

REVENUE................................     $         0     $         0
                                            ------------   ------------
EXPENSES
 Administrative and general expenses...           2,800           5,350
 Organization costs....................               -             500
                                            ------------   ------------
  TOTAL EXPENSES.......................           2,800           5,850
                                            ------------   ------------

NET LOSS...............................      $  (2,800)      $  (5,850)
                                            ============   ============

Net Loss Per Share, Basic and Diluted..      $     0.00      $    0.00
                                            ============   ============

Weighted Average Number of
 Common Shares Outstanding.............       5,000,000      5,000,000
                                            ============   ============


The accompanying notes are an integral part of these financial statements



                     RIDGEFIELD INDUSTRIES CORP.
                    (A Development Stage Company)

                    STATEMENT OF STOCKHOLDERS' EQUITY
           For the Years Ended December 31, 2003 and 2002
                             (Unaudited)


                                                             Deficit Accumulated
                              Common Stock      Contributed       During
                           Shares       Amount    Capital     Development Stage    Total
                       ------------ ---------  -------------  -----------------  ----------
March 8, 2002
 Issuance of common
  Stock for service     5,000,000    $   500           -             -             $  500

Contributed capital          -            -      $  5,350            -              5,350

Net loss for the period
 From March 8, 2002 (inception)
  to Dec. 31, 2002           -            -            -       $ (5,850)          (5,850)

Balance at
 Dec. 31, 2002          5,000,000     $  500      $  5,350     $ (5,850)         $     0
                       ==========     =======     =========    =========         ========

Contributed capital          -            -        $ 2,800         -               2,800

Net loss                     -            -            -       $ (2,800)         (2,800)

Balance at
 Dec. 31, 2003         5,000,000      $  500       $ 8,150     $ (8,650)          $    0
                      ==========      =======     =========    =========         =======



The accompanying notes are an integral part of these financial statements



                        RIDGEFIELD INDUSTRIES CORP.
                      (A Development Stage Company)

                        STATEMENT OF CASH FLOWS
                              (Unaudited)


                                                  For the Years Ended
                                                      December 31
                                             -----------------------------
                                                2003               2002
                                             -------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss..................................    $   (2,800)      $ (5,850)
  Adjustment to reconcile net loss to
  net cash provided by operational activities
   Net cash used in operating activities...              0              0
                                                ----------     ----------
     Net cash used by operating activities.        (2,800)        (5,850)

CASH FLOWS FROM INVESTING ACTIVITIES.......              0              0
                                                ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock for service......              0            500
 Contributed capital.......................          2,800          5,350
                                                ----------      ---------
   Net cash provided by financing activities         2,800          5,850
                                                ----------      ---------

NET INCREASE (DECREASE)....................     $        0      $       0
                                                ==========      ==========

Cash, Beginning of period..................     $        0      $       0
                                                ==========      ==========
Cash, End of period........................     $        0      $       0
                                                ==========      ==========


The accompanying notes are an integral part of these financial statements





                      RIDGEFIELD INDUSTRIES CORP.
                  (A DEVELOPMENT STAGE CORPORATION)

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                        DECEMBER 31, 2003


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not net been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The management's plans include the acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor.

Organization

Ridgefield Industries Corp. (a development stage company) ("the Company") was incorporated in the State of Delaware on March 8, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of December 31, 2003, the Company has no agreement to enter into a business combination with any specific business or company. The Company's fiscal year end is December 31.

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

Income taxes

The Company records its income tax provision in accordance with SFAS 109, which requires the use of the liability method of accounting for deferred income taxes. As the Company has not generated taxable income since its inception, no provision for income taxes has been made. At December 31, 2003, the Company did not have any significant net operating loss carry forwards, and did not have any significant deferred tax liabilities or deferred tax assets.

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

2. SHAREHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designation voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2003, no preferred stock has been issued.

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

The Company neither owns nor leases any real property. A mailing address is provided to the Company at no charge by a third party.

All expenses incurred or paid by the controlling shareholder on behalf of the Company to the date have been recorded in the Company's statement of operations with a related credit to contributed capital.

4. SUBSEQUENT EVENTS

On March 23, 2004, the Company entered into a stock subscription agreement with Waywood Investment Ltd., Comp Property International Ltd., and Mr. Qian Chao. Pursuant to the agreement, the Company agreed to issue 80,000,000 shares of its common stock, constituting 80% of the capital stock of the Company, to Mr. Qian in exchange for his assignment of the 51% of the rights to and the interest in the Non-Linear Parallel Computer System (the "NLPCS") he owns or any and all future intellectual property rights derived therefrom (the "NLPCS Assets").

Under the agreement, concurrent with the transfer of NLPCS Assets by Mr. Qian to the Company, Waywood and Comp Property agreed to surrender 750,000 and 4,250,000 shares of the Company's common stock for cancellation in exchange for the Company's issuance of 3,000,000 and 17,000,000 shares of the Company's preferred stock, respectively.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


Item 8A.  CONTROLS AND PROCEDURES

Management has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon such evaluation, the officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Exchange Act.

During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                             PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

During the fiscal 2003, the Company had only one Director and Officer as follows:

     Name        Age                      Positions
-------------  ------  ---------------------------------------------------
Jianjun Zhang    34    President, Treasurer, Secretary, and Director

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is neither acting on behalf of nor will act at the direction of any other person.

Set forth below is the name of the Company's director and officer, all positions and offices with the Company held, the period during which he had served as such, and the business experience during at least the last five years:

Mr. Jianjun Zhang had served as president, treasurer, secretary and the sole director of the Company since March 8, 2002 (inception). From February 1994 to January 2000, Mr. Zhang was product manager of Shanghai Xiehe Daily-Use Healthy Products Limited, a manufacturer and seller of health and beauty products in Shanghai, China. From January 2000 to January 2002, he was a self-employed small business consultant. From January 2002 to present, he has been the president of Waywood Investment Ltd., a business consulting firm incorporated in the British Virgin Islands.

During the past five years, no present or former directors, executive officers, promoters, or control persons of the Company involve any legal proceedings that are material to an evaluation of their ability or integrity, as described in Item 401 of Regulation S-B.

Compliance With Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors and greater-than 10% shareholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


Item 10.  EXECUTIVE COMPENSATION

During fiscal 2003, the Company's sole officer and director did not receive any compensation for his services rendered to the Company, had not received such compensation in the past, and was not accruing any compensation pursuant to any agreement with us. No retirement, pension, profit sharing, stock option or insurance plan or other similar programs have been adopted by the Company for the benefit of its executive officers.

Compensation of Directors

There was no compensation paid to the sole director of the Company.

Employment Agreements

We have not entered into any employment contract with our executive officers.

Long-Term Incentive Plan

None.


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 26, 2004, certain information with respect to the beneficial ownership of our common stock as to (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of the Company's common stock, (ii) each of our directors,
(iii) each of our named executives and (iv) all of our directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                        Name and Address      Amount and Nature of   Percent
Title of Class        of Beneficial Owner     Beneficial Ownership  of Class
---------------  --------------------------  ---------------------  --------
Common Stock     Qian Chao                        80,000,000          80.0%

Preferred Stock  Comp Property International Ltd. 17,000,000          17.0%

Preferred Stock  Jianjun Zhang                     3,000,000           3.0%

Common Stock     All Officers and                 83,000,000          83.0%
                 Directors as a Group
---------------------------------------------------------------------------
(i) Comp Property International Ltd. is owned by South Sea Petroleum Holdings Ltd., a Hong Kong corporation.

There are no outstanding options or warrants to purchase, nor any securities convertible into, our common shares.

Changes in Control

The Company knows of no arrangement, including the pledge by anyone of any securities of the Company, may result in a change in control.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 8, 2002, the Company issued 5,000,000 shares of its common stock to Waywood Investment Ltd. for the services it rendered in connection with the organization of the Company valued at $500. Waywood is controlled by Jianjun Zhang, who is the promoter of the Company.

On March 23, 2004, the Company entered into a stock subscription agreement with Waywood Investment Ltd., Comp Property International Ltd., and Mr. Qian Chao, the Company's CEO and director. Pursuant to the agreement, the Company agreed to issue 80,000,000 shares of its common stock, constituting 80% of the capital stock of the Company, to Mr. Qian in exchange for his assignment of the 51% of the rights to and the interest in the Non-Linear Parallel Computer System (the "NLPCS") he owns or any and all future intellectual property rights derived therefrom (the "NLPCS Assets").


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

 Exhibit No.             Description
 --------  ----------------------------------------------------------
  3.1      Certificate of Incorporation (1)

  3.2      By-Laws (1)

  4.1      Specimen Stock Certificate (2)

 10.1      Agreement with Waywood Investment Ltd. (1)

 10.2      Shareholder agreement (1)
 31.1 Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1 Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
---------------------------------------------------------------------------
(1) Incorporated by reference from the Company's registration statement on Form 10-SB filed on June 10, 2002 (File No. 000-49855)

(2) Incorporated by reference from the Company's registration statement on Form 10-SB/A filed on July 29, 2002 (File No. 000-49855).

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2003.


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.   Audit and Audit-Related Fees

During the year ended December 31, 2003, the Company's financial statements have not been audited pursuant to Section 3-11 of Regulation S-X. Accordingly, no fees have been paid to the Company's principal accountant in fiscal 2003.

During the year ended December 31, 2002, the Company's principal accountant billed $500 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

2.   Tax Fees

During the year ended December 31, 2003 and 2002, the Company's principal accountant billed $-0- in fees that were directly associated with the preparation of tax filings.

3.   All Other Fees

The Company's principal accountant did not bill any other fees during the years ended December 31, 2003 and 2002.

Audit Committee's Pre-Approval Policies and Procedures

The Company does not have an audit committee at this time.


                          SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ridgefield Industries Corp.


By: /s/ Qian Chao
-----------------------
Qian Chao
Chief Executive Officer

Date: July 27, 2004