Form 10QSB
period 2004-03-31
RIDGEFIELD INDUSTRIES CORP
filed 2004-07-28
CIK 1169568

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from _____________ to _____________

                                000-49855
-------------------------------------------------------------------------
                           Commission File Number

                         RIDGEFIELD INDUSTRIES CORP.
-------------------------------------------------------------------------
     (Exact Name of Small Business Issuer as specified in its charter)

               Delaware                         04-3616486
-------------------------------------------------------------------------
(State or other jurisdiction of       (IRS Employer Identification No.)
incorporation or organization)

               80 Wall Street, Suite 818, New York, NY 10005
-------------------------------------------------------------------------
                  (Address of principal executive offices)

                            (212) 809-1200
--------------------------------------------------------------------------
                      (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 80,000,000 shares of common stock, $.0001 par value, as of July 26, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]





Item 1.  FINANCIAL STATEMENTS




                       RIDGEFIELD INDUSTRIES CORP.
                      (A Development Stage Company)

                             BALANCE SHEETS
                              (Unaudited)

                                 ASSETS

                                                     March 31    Dec. 31
                                                       2004       2003
                                                    ----------  ----------
Current Assets................................      $       0   $       0
                                                    ----------  ----------
    Total Current Assets .....................              0           0

Other Assets
  Intangible Assets...........................         10,000           0
                                                    ---------   ---------
    Total Other Assets........................         10,000           0
                                                    ---------   ---------
Total Assets..................................       $ 10,000   $       0
                                                    =========   =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities...........................       $      0   $        0
                                                    ---------   ----------
   Total Current Liabilities..................              0            0
                                                    ---------   ----------
Stockholders' Equity
 Preferred Stock, $.0001 par value, 20,000,000
  shares authorized, 200,000,000 share issued
  and outstanding.............................          2,000            0

 Common Stock, $.0001 par value, 80,000,000
  shares authorized, 80,000,000 shares issued
  and outstanding.............................          8,000          500

Contributed Capital...........................          8,900        8,150

Deficit Accumulated During Development Stage..        (8,900)      (8,650)
                                                   ----------   -----------
   Total Stockholders' Equity.................         10,000            0
                                                   ----------   -----------
Total Liabilities and Stockholders' Equity....      $  10,000    $       0
                                                   ==========   ===========



The accompanying notes are an integral part of these financial statements.




                        RIDGEFIELD INDUSTRIES CORP.
                       (A Development Stage Company)


                           STATEMENT OF OPERATIONS
             For the Three Months Ended March 31, 2004 and 2003
                                 (Unaudited)


                                                      2004        2003
                                                  -----------  -----------

REVENUE......................................     $        0    $       0
                                                  -----------  -----------
EXPENSES
 Administrative and general expenses.........            250          800
                                                  -----------  -----------
   TOTAL EXPENSES............................            250          800
                                                  -----------  -----------

NET LOSS.....................................     $    (250)   $    (800)
                                                  ==========   ===========

Net Loss Per Share, Basic and Diluted........     $     0.00   $     0.00
                                                  ==========   ===========

Weighted Average Number of
  Common Shares Outstanding..................     12,417,581    5,000,000
                                                  ==========   ==========



The accompanying notes are an integral part of these financial statements




                       RIDGEFIELD INDUSTRIES CORP.
                     (A Development Stage Company)

                        STATEMENT OF CASH FLOWS
           For the Three Months Ended March 31, 2004 and 2003
                              (Unaudited)


                                                       2004       2003
                                                   ----------- -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss.....................................      $   (250)   $   (800)
 Adjustment to reconcile net loss to
  net cash provided by operational activities.              0           0
                                                    ---------  -----------
Net cash used by operating activities.........          (250)       (800)

CASH FLOWS FROM INVESTING ACTIVITIES..........              0           0
                                                    ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributed capital..........................            250         800
                                                    ---------  ----------
Net cash provided by financing activities.....            250         800
                                                    ---------  ----------

NET INCREASE (DECREASE).......................       $      0   $       0
                                                    =========  ==========

Cash, Beginning of period.....................       $      0   $       0
                                                    =========  ==========
Cash, End of period...........................       $      0   $       0
                                                    =========  ==========


NON-CASH INVESTING AND FINANCING ACTIVITIES:

Intangible assets acquired through
   issuance of capital shares................        $ 10,000
                                                    =========



The accompanying notes are an integral part of these financial statements



                       RIDGEFIELD INDUSTRIES CORP.
                    (A DEVELOPMENT STAGE CORPORATION)

                NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                           March 31, 2004


1.  Basis of Presentation.

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principals, have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures in these financial statements are adequate and not misleading.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the quarter ended March 31, 2004 are not necessarily indicative of the results for any future period.

2. Organization

Ridgefield Industries Corp. (a development stage company) ("the Company") was incorporated in the State of Delaware on March 8, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of March 31, 2004, the Company had no operations.

3.  Shareholders' Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designation voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2004, there were 20,000,000 shares of the Company's preferred stock issued and outstanding.

Common Stock and Contributed Capital

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At March 31, 2004, there were 80,000,000 shares of the Company's common stock issued and outstanding. As to date all expenses incurred or paid by the controlling shareholder on behalf of the Company are recorded as contributed capital.

4. Related Party Transactions

Since inception the Company has not paid any compensation to any officers or directors of the Company and no significant time and efforts have either incurred on the part of management.

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


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Prior to March 23, 2004, the Company's business plan was to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a business entity desiring the perceived advantages of becoming a publicly reporting corporation.

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

Results of Operation

For the three months ended March 31, 2004, the Company had conducted no business, and had not generated any revenue from operations. The Company incurred expenses of $250, primarily the expenses relating to the preparation of the Company's filings with the SEC.

Liquidity and Capital Resources

At March 31, 2004, the Company had no cash and cash equivalents. During the period covered by this report, all the expenses incurred, approximately $250, were paid by Comp Property International Ltd., who agreed to pay, on behalf of the Company, all administrative expenses, including legal and accounting fees incurred in conjunction with compliance with our on-going reporting obligations under the Securities Exchange Act of 1934 without repayment until the Company begins its operation. The Company has no current plans to raise funds, either debt or equity.


ITEM  3.  CONTROLS AND PROCEDURES

Management has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Exchange Act.

There have not been any significant changes in our internal controls over financial reporting or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.



                       PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On March 24, 2004, the Company filed a Current Report on Form 8-K under Item 1 to report that the Company agreed to issue 80% of the Company's capital stock to Mr. Qian Chao in exchange for his assignment of the 51% of the rights to and the interest in the Non-Linear Parallel Computer System he owns and all future intellectual property rights derived therefrom.


                               SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RIDGEFIELD INDUSTRIES CORP.


By: /s/ Qian Chao
----------------------------------
Qian Chao, Chief Executive Officer


Date:  July 26, 2004