Form 10QSB
period 2004-06-30
RIDGEFIELD INDUSTRIES CORP
filed 2004-07-28
CIK 1169568

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from __________ to _____________

                                 000-49855
--------------------------------------------------------------------------
                           Commission File Number

                          RIDGEFIELD INDUSTRIES CORP.
--------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as specified in its charter)

           Delaware                               04-3616486
 -------------------------------------------------------------------------
  (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)

                80 Wall Street, Suite 818, New York, NY 10005
--------------------------------------------------------------------------
                   (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, $.0001 par value, as of July 26, 2004.


Transitional Small Business Disclosure Format (Check one): Yes  [ ]  No [X]





Item 1.  FINANCIAL STATEMENTS



                        RIDGEFIELD INDUSTRIES CORP.
                      (A Development Stage Company)

                             BALANCE SHEETS
                              (Unaudited)

                                 ASSETS

                                                    June 30      Dec. 31
                                                      2004        2003
                                                  -----------  ------------

Current Assets..............................      $         0   $        0
                                                  -----------  ------------
   Total Current Assets ....................                0            0
                                                  -----------  ------------
Other Assets
   Intangible Assets........................           10,000            0
                                                  -----------  ------------
   Total Other Assets.......................           10,000            0
                                                  -----------  ------------
Total Assets................................       $   10,000   $        0
                                                  ===========  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities.........................       $        0   $        0
                                                  -----------  ------------
  Total Current Liabilities.................                0            0
                                                  -----------  ------------
Stockholders' Equity
  Preferred Stock, $.0001 par value, 20,000,000
   shares authorized, 20,000,000 share issued
   and outstanding..........................            2,000            0

 Common Stock, $.0001 par value, 80,000,000
   shares authorized, 80,000,000 shares issued
   and outstanding..........................            8,000          500

Contributed Capital.........................            9,150        8,150

Deficit Accumulated During Development Stage          (9,150)      (8,650)
                                                  -----------  -----------
  Total Stockholders' Equity................           10,000            0
                                                  -----------  -----------
Total Liabilities and Stockholders' Equity..       $   10,000   $        0
                                                  ===========  ===========



The accompanying notes are an integral part of these financial statements.





                       RIDGEFIELD INDUSTRIES CORP.
                      (A Development Stage Company)


                         STATEMENT OF OPERATIONS
                              (Unaudited)


                                           Three Months      Six Months
                                           Ended June 30    Ended June 30
                                         ----------------- ----------------
                                           2004      2003     2004     2003
                                         --------  ------- -------- -------

REVENUE............................      $     -   $     - $     -  $    -
                                         --------  ------- -------- -------
EXPENSES
  Administrative and general expenses        250       600     500   1,400
                                         --------  ------- -------  -------
    TOTAL EXPENSES.................          250       600     500   1,400
                                         --------  ------- -------  -------

NET LOSS..........................       $ (250)    $(600)  $(500) $(1,400)
                                         =======   ======= ======= ========

Net Loss Per Share
 Basic and Diluted................       $ 0.00     $0.00   $ 0.00  $ 0.00
                                         ======    ======   ======  ======

Weighted Average Number of Common
 Shares Outstanding...............  80,000,000 5,000,000 46,208,790 5,000,000
                                    ========== ========= ========== =========



 The accompanying notes are an integral part of these financial statements.





                        RIDGEFIELD INDUSTRIES CORP.
                      (A Development Stage Company)

                         STATEMENT OF CASH FLOWS
               For the Six Months Ended June 30, 2004 and 2003
                              (Unaudited)


                                                       2004        2003
                                                   ------------ ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss..................................         $   (500)   $  (1,400)
 Adjustment to reconcile net loss to
  net cash provided by operational activities               0            0
                                                    ---------   ----------
Net cash used by operating activities......             (500)      (1,400)

CASH FLOWS FROM INVESTING ACTIVITIES.......                 0            0
                                                    ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributed capital.......................               500        1,400
                                                    ---------   ----------
Net cash provided by financing activities..               500        1,400
                                                    ---------   ----------

NET INCREASE (DECREASE)....................          $      0    $       0
                                                    =========   ==========

Cash, Beginning of period..................          $      0    $       0
                                                    =========   ==========
Cash, End of period........................          $      0    $       0
                                                    =========   ==========


NON-CASH INVESTING AND FINANCING ACTIVITIES:

Intangible assets acquired through
  issuance of capital shares..............          $ 10,000
                                                    ========



The accompanying notes are an integral part of these financial statements



                         RIDGEFIELD INDUSTRIES CORP.
                     (A DEVELOPMENT STAGE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              June 30, 2004

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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the quarter ended June 30, 2004 are not necessarily indicative of the results for any future period.

2.  Organization

Ridgefield Industries Corp. (a development stage company) ("the Company") was incorporated in the State of Delaware on March 8, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of June 30, 2004, the Company conducted no operations.

3.  Shareholders' Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designation voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2004, there were 20,000,000 shares of the Company's preferred stock issued and outstanding.

Common Stock and Contributed Capital

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At June 30, 2004, there were 80,000,000 shares of the Company's common stock issued and outstanding. As to date all expenses incurred or paid by the controlling shareholder on behalf of the Company are recorded as contributed capital.

4.   Related Party Transactions

Since inception the Company has not paid any compensation to any officers or directors of the Company and no significant time and efforts have either incurred on the part of management.

On March 23, 2004, the Company entered into a stock subscription agreement with Waywood Investment Ltd., Comp Property International Ltd., and Mr. Qian Chao, the Company's CEO and director. Pursuant to the agreement, the Company agreed to issue 80,000,000 shares of its common stock, constituting 80% of the capital stock of the Company, to Mr. Qian in exchange for his assignment of the 51% of the rights to and the interest in the Non-Linear Parallel Computer System he owns or any and all future intellectual property rights derived therefrom (the "NLPCS Assets").

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

On March 23, 2004, the Company acquired 51% of the rights to and the interest in the Non-Linear Parallel Computer System (the "NLPCS") and all future intellectual property rights derived therefrom (the "NLPCS Assets") from Mr. Qian Chao. The Company intends to use the NLPCS and NLPCS Assets to help oil companies in Asia to search for oil fields for exploitation and development. At this time, the Company has no entered any agreement with any oil companies.

Results of Operation

For the three months ended June 30, 2004, the Company had conducted no business, and had not generated any revenue from operations. The Company incurred expenses of $250, primarily the expenses relating to the preparation of the Company's filings with the SEC.

Liquidity and Capital Resources

At June 30, 2004, the Company had no cash and cash equivalents. During the period covered by this report, all the expenses incurred, approximately $250, were paid by Comp Property International Ltd., who agreed to pay, on behalf of the Company, all administrative expenses, including legal and accounting fees incurred in conjunction with compliance with our on-going reporting obligations under the Securities Exchange Act of 1934 without repayment until the Company begins its operation. The Company has no current plans to raise funds, either debt or equity.


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

    None



                                SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RIDGEFIELD INDUSTRIES CORP.


By: /s/ Qian Chao
---------------------------------
Qian Chao, Chief Executive Officer


Date:  July 26, 2004