Form 10QSB
period 2004-09-30
RIDGEFIELD INDUSTRIES CORP
filed 2004-11-09
CIK 1169568

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 80,000,000 shares of common stock, $.0001 par value, as of November 9, 2004.


Transitional Small Business Disclosure Format (Check one): Yes  [ ]  No [X]





Item 1.  FINANCIAL STATEMENTS



                          RIDGEFIELD INDUSTRIES CORP.
                         (A Development Stage Company)

                                BALANCE SHEETS
                                  (Unaudited)

                                 ASSETS

                                                    Sept. 30      Dec. 31
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





                       RIDGEFIELD INDUSTRIES CORP.
                      (A Development Stage Company)


                         STATEMENT OF OPERATIONS
                              (Unaudited)


                                           Three Months      Nine Months
                                           Ended Sept. 30   Ended Sept. 30
                                         ----------------- ----------------
                                          2004       2003   2004      2003
                                         --------  ------- -------- -------

REVENUE............................      $     -   $     - $     -  $    -
                                         --------  ------- -------- -------
EXPENSES
  Administrative and general expenses        250       600     750    2,000
                                         --------  ------- -------  -------
    TOTAL EXPENSES.................          250       600     750    2,000
                                         --------  ------- -------  -------

NET LOSS..........................       $ (250)     $(600)  $(750) $(2,000)
                                         =======    =======  ======= =======

Net Loss Per Share
 Basic and Diluted................       $  0.00     $0.00   $ 0.00  $ 0.00
                                         =======    =======  ======= ======

Weighted Average Number of Common
 Shares Outstanding...............  80,000,000 5,000,000 57,222,220 5,000,000
                                    ========== ========= ========== =========



 The accompanying notes are an integral part of these financial statements.





                        RIDGEFIELD INDUSTRIES CORP.
                      (A Development Stage Company)

                         STATEMENT OF CASH FLOWS
               For the Six Months Ended September 30, 2004 and 2003
                              (Unaudited)


                                                        2004        2003
                                                   ------------ ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss..................................         $   (750)   $  (2,000)
 Adjustment to reconcile net loss to
  net cash provided by operational activities               0            0
                                                    ---------   ----------
Net cash used by operating activities......             (750)      (2,000)

CASH FLOWS FROM INVESTING ACTIVITIES.......                 0            0
                                                    ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributed capital.......................               750        2,000
                                                    ---------   ----------
Net cash provided by financing activities..               750        2,000
                                                    ---------   ----------

NET INCREASE (DECREASE)....................          $      0    $       0
                                                    =========   ==========

Cash, Beginning of period..................          $      0    $       0
                                                    =========   ==========
Cash, End of period........................          $      0    $       0
                                                    =========   ==========


NON-CASH INVESTING AND FINANCING ACTIVITIES:

Intangible assets acquired through
  issuance of capital shares..............           $ 10,000
                                                     =========



The accompanying notes are an integral part of these financial statements



                         RIDGEFIELD INDUSTRIES CORP.
                     (A DEVELOPMENT STAGE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             September 30, 2004

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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the quarter ended September 30, 2004 are not necessarily indicative of the results for any future period.

2.  Organization

Ridgefield Industries Corp. (a development stage company) ("the Company") was incorporated in the State of Delaware on March 8, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of September 30, 2004, the Company conducted no operations.

3.  Shareholders' Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designation voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2004, there were 20,000,000 shares of the Company's preferred stock issued and outstanding.

Common Stock and Contributed Capital

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At September 30, 2004, there were 80,000,000 shares of the Company's common stock issued and outstanding. As to date all expenses incurred or paid by the controlling shareholder on behalf of the Company are recorded as contributed capital.

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

Results of Operation

For the three months ended September 30, 2004, the Company had conducted no business, and had not generated any revenue from operations. The Company incurred expenses of $250, primarily the expenses relating to the preparation of the Company's filings with the SEC.

Liquidity and Capital Resources

At September 30, 2004, the Company had no cash and cash equivalents. During the period covered by this report, all the expenses incurred, approximately $250, were paid by Comp Property International Ltd., who agreed to pay, on behalf of the Company, all administrative expenses, including legal and accounting fees incurred in conjunction with compliance with our on-going reporting obligations under the Securities Exchange Act of 1934 without repayment until the Company begins its operation. The Company has no current plans to raise funds, either debt or equity.


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


Date:  November 9, 2004